Form 10QSB
period 1995-03-31
REAL ESTATE FUND INVESTMENT TRUST
filed 1995-08-14
CIK 311157

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 1995
                  --------------

Commission file number 0-8902
                       ------


                       REAL ESTATE FUND INVESTMENT TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        SOUTH CAROLINA                                         57-0402813
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

304 South Main Street                                         29644
P.O. Box 396, Fountain Inn, S.C.                           ----------
----------------------------------------                   (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:        (803) 862-3765
---------------------------------------------------        --------------

Former name, former address and former fiscal year, if changed since last
-------------------------------------------------------------------------
report:    N/A
-------    ---

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    X                             No
                     -------                             -------

         The number of shares outstanding of the Registrant's Shares of
         Beneficial Interest, as of May 12, 1995:             2,090,108
                                                              ---------

                       Real Estate Fund Investment Trust

                                     Index


PART I.  FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)

                 Condensed balance sheet--March 31, 1995

                 Condensed statements of income--Three months ended March 31, 1995 and 1994

                 Condensed statements of cash flows--Three months ended March 31, 1995 and 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.          Legal Proceedings

Item 2.          Changes in Securities

Item 3.          Defaults upon Senior Securities

Item 4.          Submission of Matters to a Vote of Security Holders

Item 5.          Other Information

Item 6.          Exhibits and Reports on Form 8-K




SIGNATURES

                         Part I.  Financial Information

                       Real Estate Fund Investment Trust

                            Condensed Balance Sheet

                                                                                      MARCH 31,
                                                                                        1995
                                                                                     -----------
                                                                                     (Unaudited)
ASSETS
Real estate investments:
   Equity investments in real estate, less allowances for
      depreciation:
         Earning                                                                      $1,529,941
         Non-earning                                                                     463,424
                                                                                      ----------
                                                                                       1,993,365

   Net investment in direct financing leases                                             306,854
   Mortgage notes receivable                                                             167,800
                                                                                      ----------
                                                                                         474,654

Other assets:
   Cash and cash equivalents                                                             466,901
   Rents and tenant charges receivable, net of allowance for
      uncollectible accounts of $45,000 in 1995                                           60,919
   Sales proceeds held in escrow                                                         146,954
   Prepaid expenses and other                                                             50,477
                                                                                      ----------
                                                                                         725,251
                                                                                      ----------
                                                                                      $3,193,270
                                                                                      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Accrued property taxes                                                             $   33,182
   Other accrued expenses                                                                 92,354
   Deferred income taxes                                                                   2,000
                                                                                      ----------
                                                                                         127,536

Shareholders' equity:
   Shares of Beneficial Interest, par value $1.00 per
      share--unlimited authorization, issued and
      outstanding 2,090,108 shares                                                     2,090,108
   Additional paid-in capital                                                            759,110
   Undistributed net income                                                              216,516
                                                                                      ----------
                                                                                       3,065,734
                                                                                      ----------
                                                                                      $3,193,270
                                                                                      ==========

                       Real Estate Fund Investment Trust

                   Condensed Statements of Income (Unaudited)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31
                                                                              1995              1994
                                                                           ----------------------------
Revenues:
   Rental income                                                           $  218,644        $  201,200
   Earned income from direct financing leases                                  11,652            13,691
   Interest on mortgage notes and money
      market accounts                                                           6,918             7,157
   Miscellaneous                                                                   84                 5
                                                                           ----------        ----------
                                                                              237,298           222,053

Expenses:
   Provision for depreciation                                                  42,832            40,525
   Property and miscellaneous taxes                                            41,528            42,704
   Maintenance and repairs, including payments of
      $9,000 (1995) and $7,196 (1994) to a
      company in which the independent
      contractor is a principal owner                                          24,933            17,622
   Other expenses                                                              67,932            67,564
                                                                           ----------        ----------
                                                                              177,225           168,415
                                                                           ----------        ----------


Income before income taxes                                                     60,073            53,638
Provision for federal and state income taxes                                    1,100             1,000
                                                                           ----------        ----------

Income from operations                                                         58,973            52,638
Gain on sale of equity investment in real estate,
   net of taxes                                                               139,201            --
                                                                           ----------        ----------

Net income                                                                 $  198,174        $   52,638
                                                                           ==========        ==========

Net income per Share of Beneficial Interest:
   Income from operations                                                  $      .03        $      .03
   Gain on sale of real estate                                                    .07
                                                                           ----------        ----------
                                                                           $      .10        $      .03
                                                                           ==========        ==========

Number of shares used in computation                                        2,090,108         2,090,108
                                                                           ==========        ==========

Cash distributions declared per Share of
  Beneficial Interest                                                      $      .05        $      .04
                                                                           ==========        ==========

                       Real Estate Fund Investment Trust

                 Condensed Statements of Cash Flows (Unaudited)

                                                                                        Nine Months Ended
                                                                                             March 31
                                                                                       1995           1994
                                                                                    -------------------------
OPERATING ACTIVITIES
Net income                                                                          $ 198,174       $  52,638
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation of equity investments in real estate                                42,670          40,403
      Gain on sale of equity investment in real estate                               (139,301)              -
      Recovery of investment in direct financing leases                                10,623          10,333
      (Increase) decrease in rents and tenant charges receivable,
         prepaid expenses, escrow deposits and other assets                           (94,232)         26,300
      Decrease in accrued property taxes, other accrued
         expenses and federal and state income taxes payable                         (109,101)       (129,890)
                                                                                    ---------       ---------
Net cash provided by operating activities                                             (91,167)           (216)

INVESTING ACTIVITIES
Proceeds from sale of equity investment in real estate,
   net of selling expense of $1271 (1995)                                             146,229               -
Additional costs of equity investments in real estate                                 (30,511)        (53,072)
Collections of mortgage notes receivable                                                4,774           4,430
                                                                                    ---------       ---------

Net cash  provided (used) by investing activities                                     120,492         (48,642)

DIVIDENDS PAID                                                                       (104,505)        (83,605)
                                                                                    ---------       ---------

Decrease in cash and cash equivalents                                                 (75,180)       (132,463)

Cash and cash equivalents at beginning of period                                      542,081         688,124
                                                                                    ---------       ---------

Cash and cash equivalents at end of period                                          $ 446,901       $ 555,661
                                                                                    =========       =========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


There has been no significant change in the Trust's liquidity or financial condition since December 31, 1994. At present there are no large capital expenditures planned that would present a liquidity problem. In the Trust's Form 10-KSB for the year ended December 31, 1994, disclosure was made of the shareholders' vote to direct the Board of Trustees to develop a plan of liquidation of the Trust's assets. Although negotiations are continuing, no formal sales agreements to sell the Trust's assets have been executed at this time. The plan of liquidation must also be approved by the shareholders. The Trust intends to continue to distribute as dividends at least 95% of its taxable income until such time as the plan of liquidation is approved.

Rental income increased by approximately 9% during the three-month period ended March 31, 1995, as compared to the three-month period ended March 31, 1994. This increase is primarily due to recent leases of property, which was vacant as of March 31, 1994. As of March 31, 1995, the Trust had approximately 109,000 square feet of vacant space as compared to approximately 167,000 square feet of vacant space at March 31, 1994.

Total expenses have increased by approximately 5% during the three-month period ended March 31, 1995, as compared to the three-month period ended March 31, 1994. This increase is largely due to an increase in maintenance and repairs. Maintenance and repairs incurred during the quarter ended March 31, 1995 was consistent with the amount of maintenance and repairs incurred in prior quarters. However, maintenance and repair expenditures incurred during the quarter ended March 31, 1994 was slightly less than the normal amount incurred during a three-month period.

For 1994 and 1993, the Trust has provided for Federal and state income taxes, assuming a consistent flow of revenue and expenses for the year. The taxes are based on estimated taxable income after the 95% dividend distribution required by IRS code provisions pertaining to real estate investments trusts.

In April of 1995, the Trust sold the Quick Way property located in Anderson, South Carolina for $85,000. A gain for financial reporting purposes of approximately $57,000 and a gain for tax purposes of approximately $65,000 will be reported in the second quarter of 1995 due to this sale. In addition, the Trust has two outstanding offers for the sale of real estate as of the date of this report. However, contracts for sale have not been entered into at this time. Based on preliminary discussions, the Trust anticipates recognizing a profit for financial statement purposes and for tax purposes if either of these properties are ultimately sold, pursuant to these two outstanding offers.

                          Part II.  Other Information


Item 1.           Legal Proceedings
                        None

Item 2.           Changes in Securities
                        None

Item 3.           Defaults upon Senior Securities
                        None

Item 4.           Submission of Matters to a Vote of Security Holders
                        None

Item 5.           Other Information
                        None

Item 6.           Exhibits and Reports on Form 8-K

                        Exhibit 27 - Financial Data Schedule (For SEC Use Only)

                        The Trust did not file any reports on Form 8-K during the three months ended March 31, 1995.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Real Estate Fund Investment Trust
                                              ---------------------------------
                                              (Registrant)

Date     May 12, 1995                         /s/ WERNER B. MCDANNALD
       ---------------                        ---------------------------------
                                              Werner B. McDannald, Manager


Date     May 12, 1995                         /s/ STEWART H. GARRETT
       ---------------                        ---------------------------------
                                              Stewart H. Garrett, Sec./Treas.