Form 10QSB
period 1995-06-30
REAL ESTATE FUND INVESTMENT TRUST
filed 1995-08-14
CIK 311157

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30, 1995
                  -------------

Commission file number 0-8902
                       ------

                      REAL ESTATE FUND INVESTMENT TRUST
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



        SOUTH CAROLINA                                57-0402813
------------------------------                    ------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

304 South Main Street
P.O. Box 396, Fountain Inn, S.C.                        29644
---------------------------------------             -------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:         (803) 862-3765
---------------------------------------------------         --------------

Former name, former address and former fiscal year, if changed since last
-------------------------------------------------------------------------
report:       N/A
------        ---


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X                         No
                     ---                           ---

         The number of shares outstanding of the Registrant's Shares of
         Beneficial Interest, as of August 14, 1994:         2,090,108
                                                             ---------

                       Real Estate Fund Investment Trust

                                     Index


PART I.  FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)

                 Condensed balance sheet--June 30, 1995

                 Condensed statements of income--Three months ended June 30, 1995 and 1994; Six months ended June 30, 1995 and 1994.

                 Condensed statements of cash flows--Six months ended June 30, 1995 and 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

Item 1.          Legal Proceedings

Item 2.          Changes in Securities

Item 3.          Defaults upon Senior Securities

Item 4.          Submission of Matters to a Vote of Security Holders

Item 5.          Other Information

Item 6.          Exhibits and Reports on Form 8-K



SIGNATURES

                         Part I. Financial Information

                       Real Estate Fund Investment Trust

                            Condensed Balance Sheet

                                                                                          JUNE 30,
                                                                                            1995
                                                                                         ----------
                                                                                         (Unaudited)
ASSETS
Real estate investments:
  Equity investments in real estate, less allowances for
    depreciation:
      Earning                                                                            $ 1,505,266
      Non-earning                                                                            453,333
                                                                                         -----------
                                                                                           1,958,599

  Net investment in direct financing leases                                                  281,699
  Mortgage note receivable                                                                   160,527
                                                                                         -----------
                                                                                             442,226
Other assets:
  Cash and cash equivalents                                                                  751,113
  Rents and tenant charges receivable, net of allowance for
    uncollectible accounts of $45,000                                                         54,005
  Prepaid expenses and other                                                                  27,735
                                                                                         -----------
                                                                                             832,853
                                                                                         -----------
                                                                                         $ 3,233,678
                                                                                         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accrued property taxes                                                                 $    73,720
  Other accrued expenses                                                                      72,403
  Deferred income taxes                                                                        2,000
                                                                                         -----------
                                                                                             148,123
Shareholders' equity:
  Shares of Beneficial Interest, par value $1.00 per
    share--unlimited authorization, issued and
    outstanding 2,090,108 shares                                                           2,090,108
  Additional paid-in capital                                                                 759,110
  Undistributed net income                                                                   236,337
                                                                                         -----------
                                                                                         $ 3,085,555
                                                                                         -----------
                                                                                         $ 3,233,678
                                                                                         ===========

                       Real Estate Fund Investment Trust

                   Condensed Statements of Income (Unaudited)

                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                    JUNE 30                          JUNE 30
                                                               1995           1994              1995           1994
                                                               ----           ----              ----           ----
Revenues:
  Rental income                                           $    218,110     $  209,204      $    436,838    $   410,409
  Earned income from direct financing leases                    11,153         13,067            22,805         26,758
  Interest on mortgage notes and money
    market accounts                                              8,407          7,476            15,325         14,633
                                                          ------------     ----------      ------------    -----------
                                                               237,670        229,747           474,968        451,800

Expenses:
  Provision for depreciation                                    43,008         40,779            85,840         81,304
  Property and miscellaneous taxes                              41,393         42,705            82,921         85,409
  Maintenance and repairs, including payments of
    $20,349 (1995), $21,606 (1994), $29,349 (1995),
    and $28,802 (1994) to a company in which
    the Trust's manager is a principal owner                    39,842         34,793            64,775         52,415
  Administrative and other expenses                             52,996         58,433           120,928        125,997
                                                          ------------     ----------      ------------    -----------
                                                               177,239        176,710           354,464        345,125
                                                          ------------     ----------      ------------    -----------

Income from operations before income taxes                      60,431         53,037           120,504        106,675
Provision for Federal and state income taxes                       800            200             1,900          1,200
                                                          ------------     ----------      ------------    -----------

Income from operations                                          59,631         52,837           118,604        105,475
Gain on sales of equity investments in real estate,
  net of taxes                                                  64,696              -           203,897              -
                                                          ------------     ----------      ------------    -----------

Net income                                                $    124,327     $   52,837      $    322,501    $   105,475
                                                          ============     ==========      ============    ===========

Net income per Share of Beneficial Interest:
  Income from operations                                  $       .03      $      .03      $        .05    $       .05
  Gain on sale of real estate                                     .03               -               .10              -
                                                          ------------     ----------      ------------    -----------
                                                          $       .06      $      .03      $        .15    $       .05
                                                          ============     ==========      ============    ===========

Number of shares used in computation                         2,090,108      2,090,108         2,090,108      2,090,108
                                                          ============     ==========      ============    ===========

Cash distributions paid per Share of
  Beneficial Interest                                     $       .05      $      .04      $        .10    $       .08
                                                          ===========      ==========      ============    ===========

                       Real Estate Fund Investment Trust

                 Condensed Statement of Cash Flows (Unaudited)


                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30
                                                                                    1995            1994
                                                                                    ----            ----
OPERATING ACTIVITIES
Net income                                                                      $  322,501      $  105,475
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation of equity investments in real estate                               85,556          81,060
    Gain on sale of equity investment in real estate                              (203,997)              -
    Recovery of investment in direct financing leases                               21,745          20,124
    Decrease in rents and tenant charges receivable,
      prepaid expenses, escrow deposits and other assets                            82,539          49,373
    (Decrease) increase in accrued property taxes, other accrued
      expenses and Federal and state income taxes payable                          (88,675)        (90,549)
                                                                                ----------      ----------

Net cash provided by operating activities                                          219,669         165,483

INVESTING ACTIVITIES
Proceeds from sale of equity investment in real estate,
 net of selling expenses of $7,542 (1995)                                          224,958               -
Additional costs of equity investments in real estate,
 including $16,391 (1995) and $21,055 (1994) paid to a
 company in which the Trust's manager is a principal owner                         (38,631)        (75,124)
Collections of mortgage notes receivable                                            12,047          11,179
                                                                                ----------      ----------

Net cash provided (used) in investing activities                                   198,374         (63,945)

DIVIDENDS PAID                                                                    (209,011)       (167,209)
                                                                                ----------      ----------

Increase (decrease) in cash and cash equivalents                                   209,032         (65,671)

Cash and cash equivalents at beginning of period                                   542,081         688,124
                                                                                ----------      ----------

Cash and cash equivalents at end of period                                      $  751,113      $  622,453
                                                                                ==========      ==========



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

Rental income increased by approximately 4% during the three-month period ended June 30, 1995, as compared to the three-month period ended June 30, 1994. This increase is primarily due to recent leases of properties, which were vacant as of June 30, 1994. As of June 30, 1995, the Trust had approximately 109,000 square feet of vacant space as compared to approximately 164,000 square feet of vacant space at June 30, 1994. Total expenses for the three and six-month period ending June 30, 1995 are consistent with the total expenses reported for the three and six-month period ending June 30, 1994.

For 1995 and 1994, the Trust has provided for Federal and state income taxes, assuming a consistent flow of revenue and expenses for the year. The taxes are based on estimated taxable income after the 95% dividend distribution required by IRS code provisions pertaining to real estate investments trusts.

In April of 1995, the Trust sold the Quick Way property located in Anderson, South Carolina for $85,000. Due to this sale, a gain of approximately $65,000 has been reported in the second quarter of 1995 for financial statement purposes and for tax purposes. In addition, the Trust has one outstanding offer for the sale of real estate as of the date of this report. However, no contract for sale has been entered into at this time. Based on preliminary discussions, the Trust anticipates recognizing a profit for financial statement purposes and for tax purposes if the property is ultimately sold, pursuant to this outstanding offer.

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

Item 4.         Submission of Matters to a Vote of Security Holders
                        None

Item 5.         Other Information
                        None

Item 6.         Exhibits and Reports on Form 8-K

                        Exhibit 27 - Financial Data Schedule (For SEC Use Only)

                        The Trust did not file any reports on Form 8-K during the three months ended June 30, 1995.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Real Estate Fund Investment Trust
                                           ----------------------------------
                                                     (Registrant)



Date        August 14, 1994                /s/ Werner B. McDannald
     -----------------------------         ----------------------------------
                                             Werner B. McDannald, Manager



Date        August 14, 1994                /s/  Stewart H. Garrett
     ------------------------------        -----------------------------------
                                             Stewart H. Garrett, Sec./Treas.