Form 10QSB
period 1995-09-30
REAL ESTATE FUND INVESTMENT TRUST
filed 1995-11-14
CIK 311157

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 1995
                  ------------------

Commission file number 0-8902
                       ------

                       REAL ESTATE FUND INVESTMENT TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



       SOUTH CAROLINA                                    57-0402813
---------------------------                         ------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)

304 South Main Street                                  29644
P. O. Box 396, Fountain Inn, SC                     -----------
----------------------------------                  (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:   (803) 862-3765
---------------------------------------------------   --------------

Former name, former address and former fiscal year, if changed since last
-------------------------------------------------------------------------
report:     N/A
------      ---

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes     X                                   No
                      -----                                    -----
      The number of shares outstanding of the Registrant's Shares of Beneficial
      Interest, as of November 14, 1995:                              2,090,108
                                                                      ---------

                       Real Estate Fund Investment Trust

                                     Index


PART I.     FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed balance sheet--September 30, 1995

                  Condensed statements of income--Three months ended September 30, 1995 and 1994; Nine months ended September 30, 1995 and 1994

                  Condensed statements of cash flows--Nine months ended September 30, 1995 and 1994

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

Item 3.           Defaults upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K



SIGNATURES

                         Part I.  Financial Information

                       Real Estate Fund Investment Trust

                            Condensed Balance Sheet

                                                                                    SEPTEMBER 30,
                                                                                        1995
                                                                                      --------
                                                                                     (Unaudited)
ASSETS
Real estate investments:
   Equity investments in real estate, less allowances for
      depreciation:
         Earning                                                                      $1,416,115
         Non-earning                                                                     525,542
                                                                                      ----------
                                                                                       1,941,657

   Net investment in direct financing leases                                             270,050
   Mortgage note receivable                                                              153,117
                                                                                       ---------
                                                                                         423,167

Other assets:
   Cash and cash equivalents                                                             768,571
   Rents and tenant charges receivable, net of allowance for
      uncollectible accounts of $43,500                                                   34,205
   Prepaid expenses and other                                                             31,363
                                                                                      ----------
                                                                                         834,139
                                                                                      ----------
                                                                                      $3,198,963
                                                                                      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Accrued property taxes                                                             $   95,810
   Other accrued expenses                                                                 79,004
   Federal and state income taxes payable                                                  1,371
   Deferred income taxes                                                                   2,000
                                                                                      ----------
                                                                                         178,185

Shareholders' equity:
   Shares of Beneficial Interest, par value $1.00 per
      share--unlimited authorization, issued and
      outstanding 2,090,108 shares                                                     2,090,108
   Additional paid-in capital                                                            759,110
   Undistributed net income                                                              171,560
                                                                                      ----------
                                                                                       3,020,778
                                                                                      ----------
                                                                                      $3,198,963
                                                                                      ==========

                       Real Estate Fund Investment Trust

                   Condensed Statements of Income (Unaudited)

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30                      SEPTEMBER 30
                                                             ------------------------         ------------------------
                                                               1995           1994               1995           1994
                                                               ----           ----               ----           ----
Revenues:
   Rental income                                             $ 213,504      $ 206,131         $ 650,342      $ 616,535
   Earned income from direct financing leases                   10,626         12,579            33,431         39,337
   Interest on mortgage notes and money
      market accounts                                            8,657          8,190            23,982         22,823
   Miscellaneous                                                   252              -               252              5
                                                             ---------      ---------         ---------      ---------
                                                               233,039        226,900           708,007        678,700

Expenses:
   Provision for depreciation                                   42,602         41,750           128,442        122,687
   Property and miscellaneous taxes                             41,528         42,704           124,449        128,113
   Maintenance and repairs, including payments of
      $31,312 (1995), $18,447 (1994), $60,661
      (1995) and $47,249 (1994) to a company in
      which the Trust's manager is a principal owner            57,586         24,368           122,361         76,783
   Administrative and other expenses                            50,795         39,613           171,723        165,977
                                                             ---------      ---------         ---------      ---------
                                                               192,511        148,435           546,975        493,560
                                                             ---------      ---------         ---------      ---------

Income from operations before income taxes                      40,528         78,465           161,032        185,140
Provision for federal and state income taxes                       800          1,200             2,700          2,400
                                                             ---------      ---------         ---------      ---------

Income from operations                                          39,728         77,265           158,332        182,740
Gain on sale of equity investment in real estate,
   net of taxes                                                      -              -           203,897              -
                                                             ---------      ---------         ---------      ---------

Net income                                                   $  39,728      $  77,265         $ 362,229      $ 182,740
                                                             =========      =========         =========      =========

Net income per Share of Beneficial Interest:
   Income from operations                                    $     .02      $     .04         $     .07      $     .09
   Gain on sale of real estate                                       -              -               .10              -
                                                             ---------      ---------         ---------      ---------

                                                             $     .02      $     .04         $     .17      $     .09
                                                             =========      =========         ========       =========

Number of shares used in computation                         2,090,108      2,090,108         2,090,108      2,090,108
                                                             =========      =========         =========      =========

Cash distributions paid per Share of
   Beneficial Interest                                       $     .05            .04         $     .15      $     .12
                                                             =========      =========         =========      =========

                       Real Estate Fund Investment Trust

                 Condensed Statements of Cash Flows (Unaudited)


                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30
                                                                     1995          1994
                                                                   --------      --------
OPERATING ACTIVITIES
--------------------
Net income                                                         $362,229      $182,740
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation of equity investments in real estate             128,442       122,687
      Gain on sale of equity investments in real estate            (203,997)            -
      Recovery of investment in direct financing leases              33,394        29,820
      Decrease in rents and tenant charges receivable,
         prepaid expenses, escrow deposits and other assets          98,306        65,416
      Decrease in accrued property taxes, other accrued
         expenses and federal and state income taxes payable        (58,208)      (72,030)
                                                                   --------      --------

Net cash provided by operating activities                           360,166       328,633

INVESTING ACTIVITIES
Proceeds from sale of equity investment in real estate,
   net of selling expense of $7,542 (1995)                          224,958             -
Additional costs of equity investments in real estate,
   including $31,367 (1995) and $41,772 (1994) paid
   to a company in which the Trust's manager is a
   principal owner                                                  (64,575)     (118,862)
Collections of mortgage notes receivable                             19,457        18,055
                                                                   --------      --------

Net cash provided by (used in) investing activities                 179,840      (100,807)

DIVIDENDS PAID                                                     (313,516)     (250,813)
                                                                   ---------     --------

Increase (decrease) in cash and cash equivalents                    226,490       (22,987)

Cash and cash equivalents at beginning of period                    542,081       688,124
                                                                   --------      --------

Cash and cash equivalents at end of period                         $768,571      $665,137
                                                                   ========      ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


There has been no significant change in the Trust's liquidity or financial condition since December 31, 1994. At present there are no large capital expenditures planned that would present a liquidity problem. In the Trust's Form 10-KSB for the year ended December 31, 1994, disclosure was made of the shareholders' vote to direct the Board of Trustees to develop a plan of liquidation of the Trust's assets. Although negotiations are continuing, no formal agreement to liquidate the Trust's assets has been executed at this time. The plan of liquidation must also be approved by the shareholders. The Trust intends to continue to distribute as dividends at least 95% of its taxable income until such time as the plan of liquidation is approved.

Rental income increased by approximately 4% during the three-month period ended September 30, 1995 and increased by approximately 5% during the nine-month period ended September 30, 1995, as compared to the three-month and nine-month periods ended September 30, 1994. This increase is primarily due to recent leases of properties, which were vacant as of September 30, 1994. As of September 30, 1995, the Trust had approximately 118,000 square feet of vacant space as compared to approximately 169,000 square feet of vacant space at September 30, 1994. Total expenses increased by approximately 30% during the three-month period ended September 30, 1995 and increased by approximately 11% during the nine-month period ended September 30, 1995, as compared to the three-month and nine-month periods ended September 30, 1994. These increases are primarily due to an increase in repair and maintenance expenditures.
Repair and maintenance expenditures have increased due to an increase in roof repairs and other deferred maintenance projects.

For 1995 and 1994, the Trust has provided for federal and state income taxes, assuming a consistent flow of revenue and expenses for the year. The taxes are based on estimated taxable income after the 95% dividend distribution required by IRS code provisions pertaining to real estate investments trusts.

In March 1995, the Trust sold Pete's Restaurant located on Wade Hampton Boulevard in Greenville, South Carolina for $147,500. A gain of $139,301 and $134,667 was recognized for financial reporting and income tax purposes, respectively. In April 1995, the Trust sold the Quik Way property located in Anderson, South Carolina for $85,000. A gain of $64,696 and $65,781 was recognized for financial reporting and income tax purposes, respectively. In addition, the Trust has entered a contract to sell real estate located on Airport Road in Greenville, South Carolina for $450,000. The Trust anticipates recognizing a gain for financial statement purposes and for tax purposes if the property is ultimately sold, pursuant to this contract. The Trust also has two outstanding offers for the sale of real estate as of the date of this report. However, contracts for sale have not been entered into at this time. Based on preliminary discussions, the Trust anticipates recognizing a gain for financial statement purposes and for tax purposes if either of these properties are ultimately sold, pursuant to these outstanding offers.

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

Item 4.           Submission of Matters to a Vote of Security Holders
                        None

Item 5.           Other Information
                        None

Item 6.           Exhibits and Reports on Form 8-K

                        Exhibit 27 - Financial Data Schedule (for SEC use only)

                        The Trust did not file any reports on Form 8-K during the three months ended September 30, 1995.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Real Estate Fund Investment Trust
                                            ---------------------------------
                                                      (Registrant)

Date  November 14, 1995                     /s/ WERNER B. MCDANNALD
    --------------------                    -----------------------
                                            Werner B. McDannald, Manager


Date  November 14, 1995                     /s/ STEWART H. GARRETT
    --------------------                    ----------------------
                                            Stewart H. Garrett, Sec./Treas.