Form 10QSB
period 1996-03-31
REAL ESTATE FUND INVESTMENT TRUST
filed 1996-05-15
CIK 311157

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 1996
                  --------------

Commission file number 0-8902
                       ------


                      REAL ESTATE FUND INVESTMENT TRUST
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



         SOUTH CAROLINA                                          57-0402813
- --------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

304 South Main Street
P.O. Box 396, Fountain Inn, S.C.                                   29644
- ----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:    (864) 862-3765
- ---------------------------------------------------    --------------

Former name, former address and former fiscal year, if changed since last
- -------------------------------------------------------------------------
report:    N/A
- -------    ---

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

         The number of shares outstanding of the Registrant's Shares of Beneficial Interest, as of May 13, 1996: 2,090,108
                                          ---------

                       Real Estate Fund Investment Trust

                                     Index


PART I.  FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)

                 Condensed balance sheet--March 31, 1996

                 Condensed statements of income--Three months ended March 31, 1996 and 1995

                 Condensed statements of cash flows--Three months ended March 31, 1996 and 1995

                 Note to condensed financial statements--March 31, 1996

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

Item 3.          Defaults upon Senior Securities

Item 4.          Submission of Matters to a Vote of Security Holders

Item 5.          Other Information

Item 6.          Exhibits and Reports on Form 8-K




SIGNATURES

                         Part I. Financial Information

                       Real Estate Fund Investment Trust

                            Condensed Balance Sheet

                                                                                          MARCH 31,
                                                                                            1996
                                                                                         -----------
                                                                                         (Unaudited)
ASSETS
Real estate investments:
  Equity investments in real estate, less allowances for depreciation:
      Earning                                                                            $ 1,849,838
      Non-earning                                                                            213,045
                                                                                         -----------
                                                                                           2,062,883

  Net investment in direct financing leases                                                  245,069
  Mortgage notes receivable                                                                  235,210
                                                                                         -----------
                                                                                             480,279
Other assets:
  Cash and cash equivalents                                                                  317,851
  Rents and tenant charges receivable, net of allowance for
    uncollectible accounts of $45,000 in 1996.                                                79,112
  Prepaid expenses and other                                                                  50,540
                                                                                         -----------
                                                                                             447,503
                                                                                         -----------
                                                                                         $ 2,990,665
                                                                                         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accrued property taxes                                                                 $    35,377
  Other accrued expenses                                                                      57,205
  Deferred income taxes                                                                        2,000
                                                                                         -----------
                                                                                              94,582
Shareholders' equity:
  Shares of Beneficial Interest, par value $1.00 per share--unlimited
    authorization, issued and outstanding 2,090,108 shares                                 2,090,108
  Additional paid-in capital                                                                 759,110
  Undistributed net income                                                                    46,865
                                                                                         -----------
                                                                                           2,896,083
                                                                                         -----------
                                                                                         $ 2,990,665
                                                                                         ===========


             See note to unaudited condensed financial statements.

                       Real Estate Fund Investment Trust

                   Condensed Statements of Income (Unaudited)

                                                                                THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                                1996             1995
                                                                             ---------        ---------
Revenues:
  Rental income                                                              $ 203,567        $ 218,644
  Earned income from direct financing leases                                     9,493           11,652
  Interest on mortgage notes and money market accounts                           8,163            6,918
  Miscellaneous
                                                                                     -               84
                                                                             ---------        ---------
                                                                               221,223          237,298

Expenses:
  Provision for depreciation                                                    42,521           42,670
  Property and miscellaneous taxes                                              36,319           41,528
  Maintenance and repairs, including payments of
    $12,949 (1996) and $9,000 (1995) to a company
    in which the independent contractor is a principal owner                    17,922           24,933
  Provision for bad debts                                                        3,300            3,600
  Other expenses                                                                65,466           64,494
                                                                             ---------        ---------
                                                                               165,528          177,225
                                                                             ---------        ---------

Income before income taxes                                                      55,695           60,073
Provision for federal and state income taxes                                       900            1,100
                                                                             ---------        ---------

Income from operations                                                       $  54,795        $  58,973
Gain on sale of equity investment in real estate,
   net of taxes of $100 (1996) and $100 (1995)                                  55,385          139,201
                                                                             ---------        ---------

Net income                                                                   $ 110,180        $ 198,174
                                                                             =========        =========

Net income per Share of Beneficial Interest:
   Income from operations                                                    $    .025        $     .03
   Gain on sale of real estate                                                    .025              .07
                                                                             ---------        ---------
                                                                             $     .05        $     .10
                                                                             =========        =========

Number of shares used in computation                                         2,090,108        2,090,108
                                                                             =========        =========

Cash distributions declared per Share of
  Beneficial Interest                                                        $     .03        $     .05
                                                                             =========        =========


             See note to unaudited condensed financial statements.

                       Real Estate Fund Investment Trust

                 Condensed Statement of Cash Flows (Unaudited)

                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                               1996                      1995
                                                                             --------                  --------
OPERATING ACTIVITIES
Net income                                                                   $110,180                  $198,174
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation of equity investments in real estate                          42,521                    42,670
    Gain on sale of equity investment in real estate                          (55,485)                 (139,301)
    Recovery of investment in direct financing leases                          12,782                    10,623
    Decrease (increase) in rents and tenant charges receivable,
      prepaid expenses, escrow deposits and other assets                        8,530                   (94,232)
    (Decrease) in accrued property taxes, other accrued expenses
      and federal and state income taxes payable                              (33,138)                 (109,101)
                                                                             --------                  --------
Net cash provided (used) by operating activities                               85,390                   (91,167)

INVESTING ACTIVITIES
Proceed from sale of equity investment in real estate,
   net of selling expense of $384 (1996) and $1,271 (1995)                     69,616                   146,229
Additional costs of equity investments in real estate,
   including $113,723 (1996) and $22,437 (1995) paid to a company
   in which the Trust's manager is a principal owner                         (350,055)                  (30,511)
Collections of mortgage notes receivable                                       10,356                     4,774
                                                                             --------                  --------

Net cash used in investing activities                                        (270,083)                  120,492

DIVIDENDS PAID                                                                (62,703)                 (104,505)
                                                                             --------                  --------

Decrease in cash and cash equivalents                                        (247,396)                  (75,180)

Cash and cash equivalents at beginning of period                              565,247                   542,081
                                                                             --------                  --------

Cash and cash equivalents at end of period                                   $317,851                  $446,901
                                                                             ========                  ========


             See note to unaudited condensed financial statements.

                       Real Estate Fund Investment Trust

               Note to Condensed Financial Statements (Unaudited)

                                 March 31, 1996

NOTE-BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Trust's annual report on Form 10-KSB for the year ended December 31, 1995.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


There has been no significant change in the Trust's financial condition since December 31, 1995. The Trust spent approximately $350,000 on capital improvements during the three-month period which ended March 31, 1996. These expenditures were paid for in cash, but they have not caused a liquidity problem. At present there are no large capital expenditures planned that would present a liquidity problem. In the Trust's Form 10-KSB for the year ended December 31, 1995, disclosure was made of the shareholders' vote to direct the Board of Trustees to develop a plan of liquidation of the Trust's assets. Although negotiations are continuing, no formal sales agreements to sell the Trust's assets have been executed at this time. The plan of liquidation must also be approved by the shareholders. The Trust intends to continue to distribute as dividends at least 95% of its taxable income other than capital gains until such time as the plan of liquidation is approved.

Rental income decreased by approximately 7% during the three-month period ended March 31, 1996, as compared to the three-month period ended March 31, 1995. This decrease is primarily due to the sale of several pieces of rental property in the latter part of 1995. The Trust was able to partially offset the decrease in rental property held by securing a tenant for a previously unoccupied location. As of March 31, 1996, the Trust had approximately 68,000 square feet of vacant space as compared to approximately 109,000 square feet of vacant space at March 31, 1995.

Total expenses have decreased by approximately 7% during the three-month period ended March 31, 1996, as compared to the three-month period ended March 31, 1995. This decrease is largely due to a decrease in overall expenses, including depreciation, property taxes, and repair and maintenance expenses. Overall expenses have decreased due to the above mentioned sale of rental property in 1995, which has resulted in a smaller amount of rental property held and a smaller amount of operating expenses.

For 1996 and 1995, the Trust has provided for federal and state income taxes, assuming a consistent flow of revenue and expenses for the year. The taxes are based on estimated taxable income after the 95% dividend distribution required by IRS code provisions pertaining to real estate investments trusts.

In January of 1996, the Trust sold the St. Stephen Post Office located in St. Stephen, South Carolina for $70,000. A gain of $55,385 and $53,566 was recognized for financial reporting and income tax purposes, respectively. In the Form 10-KSB for the year ended December 31, 1995, disclosure was made concerning two separate offers received by the Trust to purchase the total assets (each in excess of the total carrying value) of the Trust. The Board of Trustees is in the process of evaluating such offers.

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

Item 4.  Submission of Matters to a Vote of Security Holders
                None

Item 5.  Other Information
                None

Item 6.  Exhibits and Reports on Form 8-K

                Exhibit 27 - Financial Data Schedule (for SEC use only)

                The Trust did not file any reports on Form 8-K during the three months ended March 31, 1996.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Real Estate Fund Investment Trust
                                          -----------------------------------
                                                     (Registrant)

Date        May 13, 1996                 /s/  Werner B. McDannald
     ------------------------           -------------------------------------
                                              Werner B. McDannald, Manager


Date        May 13, 1996                 /s/  Stewart H. Garrett
     ------------------------           -------------------------------------
                                              Stewart H. Garrett, Sec./Treas.