Form 10QSB
period 1996-06-30
REAL ESTATE FUND INVESTMENT TRUST
filed 1996-08-14
CIK 311157

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30, 1996
                  -------------

Commission file number 0-8902
                       ------


                       REAL ESTATE FUND INVESTMENT TRUST
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




    SOUTH CAROLINA                                         57-0402813
- -------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


304 South Main Street                                          29644
P. O. Box 396, Fountain Inn, SC                          -------------------
- -------------------------------                              (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:         (864) 862-3765
- --------------------------------------------------       -------------------


Former name, former address and former fiscal year, if changed since last  report:     N/A
- ---------------------------------------------------------------------------------      ---


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X   No
          ---    ---

    The number of shares outstanding of the Registrant's Shares of Beneficial Interest, as of August 14, 1996: 2,090,108
                                     ---------

                      Real Estate Fund Investment Trust

                                     Index



PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Condensed balance sheet--June 30, 1996

             Condensed statements of income--Three months ended June 30, 1996 and 1995; Six months ended June 30, 1996 and 1995.

             Condensed statements of cash flows--Six months ended June 30, 1996 and 1995.

             Note to condensed financial statements--June 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

Item 2.      Changes in Securities

Item 3.      Defaults upon Senior Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and Reports on Form 8-K




SIGNATURES

                         Part I.  Financial Information

                       Real Estate Fund Investment Trust

                            Condensed Balance Sheet


                                                                             JUNE 30,
                                                                              1996
                                                                           (Unaudited)
ASSETS
Real estate investments:
  Equity investments in real estate, less allowances for
    depreciation:
       Earning                                                               $1,868,472
       Non-earning                                                              216,030
                                                                             ----------
                                                                              2,084,502

Net investment in direct financing leases                                       231,676
Mortgage notes receivable                                                       223,208
                                                                             ----------
                                                                                454,884

Other assets:
  Cash and cash equivalents                                                     320,285
  Rents and tenant charges receivable, net of allowance for
    uncollectible accounts of $45,000                                            95,105
  Prepaid expenses and other                                                     28,980
                                                                             ----------
                                                                                444,370
                                                                             $2,983,756
                                                                             ==========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
   Accrued property taxes                                                       $74,410
   Other accrued expenses                                                        43,908
   Deferred income taxes                                                          2,000
                                                                             ----------
                                                                                120,318

Shareholders' equity:
  Shares of Beneficial Interest, par value $1.00 per
    share--unlimited authorization, issued and
    outstanding 2,090,108 shares                                              2,090,108
  Additional paid-in capital                                                    759,110
  Undistributed net income                                                       14,220
                                                                             ----------
                                                                              2,863,438
                                                                             $2,983,756
                                                                             ==========

                       Real Estate Fund Investment Trust

                   Condensed Statements of Income (Unaudited)


                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30               JUNE 30
                                                   --------------------  ----------------------
                                                      1996       1995       1996        1995
                                                   ---------  ---------  ----------  ----------
Revenues:
  Rental income                                    $ 197,358  $ 218,110  $  400,925  $  436,838
  Earned income from direct financing leases           8,882     11,153      18,375      22,805
  Interest on mortgage notes and money
     market accounts                                   6,539      8,407      14,702      15,325
                                                   ---------  ---------  ----------  ----------
                                                     212,779    237,670     434,002     474,968

Expenses:
  Provision for depreciation                          43,159     43,008      85,680      85,840
  Property and miscellaneous taxes                    40,029     41,393      76,348      82,921
  Maintenance and repairs, including payments
     of $32,537 (1996), $20,349 (1995),
     $45,486 (1996) and $29,349 (1995) to a
     company in which the Trust's manager
     is a principal owner                             41,684     39,842      59,606      64,775
  Provision for bad debts                                  -          -       3,300       3,600
  Administrative and other expenses                   57,648     52,996     123,114     117,328
                                                   ---------  ---------  ----------  ----------
                                                     182,520    177,239     348,048     354,464
                                                   ---------  ---------  ----------  ----------

Income from operations before income taxes            30,259     60,431      85,954     120,504
Provision for federal and state income taxes             200        800       1,100       1,900
                                                   ---------  ---------  ----------  ----------

Income from operations                                30,059     59,631      84,854     118,604
Gain on sale of equity investment in real estate,
  net of taxes                                             -     64,696      55,385     203,897
                                                   ---------  ---------  ----------  ----------

Net income                                         $  30,059  $ 124,327  $  140,239  $  322,501
                                                   =========  =========  ==========  ==========

Net income per Share of Beneficial Interest:
  Income from operations                           $     .01  $     .03  $      .04         .05
  Gain on sale of real estate                              -        .03         .03         .10
                                                   ---------  ---------  ----------  ----------
                                                   $     .01  $     .06  $      .07  $      .15
                                                   =========  =========  ==========  ==========

Number of shares used in computation               2,090,108  2,090,108   2,090,108   2,090,108
                                                   =========  =========  ==========  ==========

Cash distributions paid per Share of
  Beneficial Interest                              $     .03  $     .05  $      .06  $      .10
                                                   =========  =========  ==========  ==========

                       Real Estate Fund Investment Trust

                 Condensed Statements of Cash Flows (Unaudited)


                                                                       SIX MONTHS ENDED
                                                                            JUNE 30
                                                                       1996          1995
                                                                    ---------     ---------
OPERATING ACTIVITIES
Net income                                                          $ 140,239     $ 322,501
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation of equity investments in real estate                  85,680        85,556
    Gain on sale of equity investments in real estate                 (55,485)     (203,997)
    Recovery of investment in direct financing leases                  26,175        21,745
    Decrease in rents and tenant charges receivable,
       prepaid expenses, escrow deposits and other assets              14,098        82,539
    Decrease in accrued property taxes, other accrued
       expenses and federal and state income taxes payable             (7,402)      (88,675)
                                                                    ---------     ---------

Net cash provided by operating activities                             203,305       219,669

INVESTING ACTIVITIES
Proceeds from sale of equity investment in real estate,
  net of selling expenses of $384 (1996) and $7,542 (1995)             69,616       224,958
Additional costs of equity investments in real estate,
  including $162,122 (1996) and $16,391 (1995) paid
  to a company in which the Trust's manager is a
  principal owner                                                    (414,834)      (38,631)
Collections of mortgage notes receivable                               22,358        12,047
                                                                    ---------     ---------

Net cash (used) provided by investing activities                     (322,860)      198,374

DIVIDENDS PAID                                                       (125,407)     (209,011)
                                                                    ---------     ---------

(Decrease) increase in cash and cash equivalents                     (244,962)      209,032

Cash and cash equivalents at beginning of period                      565,247       542,081
                                                                    ---------     ---------

Cash and cash equivalents at end of period                          $ 320,285     $ 751,113
                                                                    =========     =========

                     Management's Discussion and Analysis



There has been no significant change in the Trust's financial condition since December 31, 1995. The Trust spent approximately $415,000 on capital improvements during the six-month period which ended June 30, 1996. These expenditures were paid for in cash, but they have not caused a liquidity problem. At present there are no large capital expenditures planned that would present a liquidity problem. In the Trust's Form 10-KSB for the year ended December 31, 1995, disclosure was made of the shareholders' vote in May, 1989 to direct the Board of Trustees to develop a plan of liquidation of the Trust's assets. Although negotiations, related to purchase offers received, are continuing, no formal agreements to sell the Trust's assets have been executed at this time. The plan of liquidation must also be approved by the shareholders. The Trust intends to continue to distribute as dividends at least 95% of its taxable income other than capital gains until such time as the plan of liquidation is approved.

Rental income decreased by approximately 10% during the three-month period ended June 30, 1996, as compared to the three-month period ended June 30, 1995. This decrease is primarily due to the sale of several pieces of rental property in the latter part of 1995, and due to the bankruptcy of a major tenant. The bankruptcy of this tenant caused a decrease in rental income of approximately $12,000 during the three-month period ending June 30, 1996. The Trust was able to partially offset these decreases in rental income by securing a tenant for a previously unoccupied location. As of June 30, 1996, the Trust had approximately 72,000 square feet of vacant space as compared to approximately 109,000 square feet of vacant space at June 30, 1995.

Total expenses increased by approximately 3% during the three-month period ended June 30, 1996, as compared to the three-month period ended June 30, 1995. The increase in total expenses is mainly due to an increase in management expenses and legal and professional expenses. These expenses have increased due to additional meetings and assistance in analyzing various offers for the sale of real estate, as discussed in the final paragraph of this discussion and analysis.

For 1996 and 1995, the Trust has provided for federal and state income taxes, assuming a consistent flow of revenue and expenses for the year. The taxes are based on estimated taxable income after the 95% dividend distribution required by IRS code provisions pertaining to real estate investments trusts.

In January of 1996, the Trust sold the St. Stephen Post Office located in St. Stephen, South Carolina for $70,000. A gain of $55,485 and $53,566 was recognized for financial reporting and income tax purposes, respectively. In the Form 10-KSB for the year ended December 31, 1995, disclosure was made concerning two separate offers received by the Trust to purchase the total assets (each in excess of the total carrying value) of the Trust. One of the parties, which had made an offer, has withdrawn the offer and has no further interest in acquiring any real estate. The other party still has an active interest in acquiring the total assets of the Trust. In addition, another group has recently made an offer to purchase the total assets of the Trust. This additional offer is in excess of the total carrying value of the Trust's assets. The Board of Trustees is in the process of evaluating these offers.

                      Real Estate Fund Investment Trust

              Note to Condensed Financial Statements (Unaudited)

                                 June 30, 1996



Note - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Trust's annual report on Form 10-KSB for the year ended December 31, 1995.

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

Item 4.  Submission of Matters to a Vote of Security Holders
             None

Item 5.  Other Information
             None

Item 6.  Exhibits and Reports on Form 8-K

           Exhibit 27 - Financial Data Schedule (for SEC use only)

           The Trust did not file any reports on Form 8-K during the three months ended June 30, 1996.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Real Estate Fund Investment Trust
                               ---------------------------------
                                      (Registrant)

Date August 14, 1996               /s/ Werner B. McDannald
     ---------------           ----------------------------------
                               Werner B. McDannald, Manager

Date August 14, 1996               /s/  Stewart H. Garrett
     ---------------           -----------------------------------
                               Stewart H. Garrett, Sec./Treas.